Form 10-K
period 2008-12-31
Banc of America Funding 2008-1 Trust
filed 2009-03-27
CIK 1433002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number: 333-148403-01

Banc of America Funding 2008-1 Trust
(Exact name of issuing entity as specified in its charter)

Banc of America Funding Corporation
(Exact name of depositor as specified in its charter)

Bank of America, National Association
(Exact name of sponsor as specified in its charter)

New York	32-0259900 32-0259899
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Bank of America, National Association as successor by merger to
 LaSalle Bank National Association
135 South LaSalle Street, Chicago, Illinois 60603
(Address of principal executive offices)

(312) 992-4739
(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer,""accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒No

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
Not Applicable. Registrant is not an accelerated filer, large accelerated filer, or well-known seasoned issuer.

Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6. Selected Financial Data.
Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.
Item 9A(T). Controls and Procedures.
Omitted.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB. Significant Enhancement Provider Financial Information.
No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments.
No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB. Legal Proceedings.
Certain state and local government officials have filed proceedings against Countrywide Home Loans, Inc. (“Countrywide”), one of the originators, Countrywide Home Loans Servicing, L.P. (“Countrywide Servicing”), one of the servicers, and Countrywide Financial Corporation (“CFC”), including, among others, lawsuits brought by the state attorneys general of California, Connecticut, Florida, Illinois, Indiana and West Virginia.  Countrywide and Countrywide Servicing, affiliates of the depositor, the sponsor, the master servicer, one of the servicers, the securities administrator and the underwriter, originated and serviced approximately 1.61% of the pool assets (calculated as a percentage of the aggregate stated principal balance of the pool assets as of December 31, 2008).

The lawsuits allege, among other things, that CFC, Countrywide and Countrywide Servicing violated state consumer protection laws by engaging in deceptive marketing practices designed to increase the volume of loans they originated and then sold into the secondary market and (according to certain of  the complaints) by improperly servicing loans.  The lawsuits seek various remedies, including among other things, restitution, other monetary relief, penalties and rescission or reformation of mortgage loans made to consumers.  In addition, the Director of the Washington State Department of Financial Institutions has commenced an administrative proceeding against CFC and Countrywide alleging, among other things, that CFC and Countrywide did not provide borrowers with certain required disclosures and that the loan products made available to Washington borrowers of protected races or ethnicities were less favorable than those made available to other similarly situated borrowers.

On October 6, 2008, Bank of America Corporation announced settlements in relation to allegations of unfair and deceptive marketing practices with the state attorneys general of several states, including Arizona, California, Connecticut, Florida, Illinois, Iowa, Michigan, North Carolina, Ohio, Texas and Washington (such states, together with such additional states that enter into settlements, the “Settling States”). The settlement with the Attorney General of Washington does not address the pending administrative action.  Following its settlement announcement on October 6, 2008, Bank of America Corporation entered into settlements with the state attorneys general of Delaware, Kansas, Nevada and Pennsylvania, and has engaged in negotiations, and may have entered into other settlements, with additional state attorneys general.  The cornerstone of the settlements is a loan modification program for subprime borrowers and pay option ARM borrowers designed to avoid foreclosures, along with a nationwide fund of up to $150 million for payments to borrowers who have already experienced foreclosure.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
On July 1, 2008, Bank of America Corporation, the ultimate parent of the sponsor, the master servicer, the securities administrator, the depositor, the underwriter, one of the originators and one of the servicers, completed its purchase of Countrywide Financial Corporation. As a result of this purchase, among other things, all of the direct and indirect subsidiaries of Countrywide Financial Corporation (which include one of the originators, Countrywide Home Loans, Inc., and one of the servicers, Countrywide Home Loans Servicing, L.P.) became indirect subsidiaries of Bank of America Corporation.

On October 17, 2008, LaSalle Bank National Association, the master servicer and securities administrator, was merged into Bank of America, National Association, the sponsor, an originator and a servicer, with Bank of America, National Association the surviving entity.

Other than as set forth in the paragraph above, there are no changes to the information provided in the prospectus filed pursuant to Rule 424 of the Securities Act of 1933, as amended, under the same Central Index Key (CIK) as this annual report on Form 10-K.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The reports on assessment of compliance with applicable servicing criteria and related public accounting firm attestation reports are attached hereto under Item 15.

The material instances of non-compliance set forth below have been identified by American Home Mortgage Servicing, Inc. (“AHMSI”) for the period from January 1, 2008 through June 30, 2008 with respect to the following provisions of Regulation AB Item 1122(d) and AHMSI’s LSAMS servicing system.  Unless otherwise noted, remediation efforts by management were taken after the loans serviced on the platform utilizing the LSAMS servicing system were transferred to another platform utilizing the MSP servicing system beginning on July 1, 2008.

Material Instances of Non-Compliance and Management Response

•
1122(d)(2)(i) Payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days of receipt, or such other number of days specified in the transaction agreements.  With respect to this servicing criterion, certain obligor payments were not deposited into the appropriate custodial bank accounts within two business days of receipt as required by the related transaction agreements.

o
Management Responses:  Payments on pool assets were not deposited into the appropriate custodial bank accounts within two business days of receipt as specified in the transaction documents for certain securitizations serviced by AHMSI as a result of a unilateral bank decision by JPMorgan Chase Bank, N.A., the depository bank, to require a fully funded daily payment clearing bank account.  During the period January 1, 2008 through January 17, 2008 this requirement added one day of delay to the funds transfer process.  Thereafter, management believes that obligor remittances were deposited into the appropriate custodial bank accounts within two business days of receipt as required by the related transaction agreements.

•
1122(d)(2)(vii)(D) Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts.  These reconciliations contain explanations for reconciling items.  These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements. With respect to this servicing criterion, certain reconciling items were not resolved within 90 calendar days of their original identifications or such other number of days specified in the transaction agreements.

o
Management Response:  Management has added additional resources and internal controls for tracking, monitoring and resolving aged items within 90 calendar days of their original identification or such other number of days specified in the transaction agreements.

•
1122(d)(3)(i)(B) Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports provide information calculated in accordance with the terms specified in the transaction agreements.  With respect to this servicing criterion, certain remittance reports sent to the master servicers or trustees as applicable, did not report the correct amounts.

•
1122(d)(3)(i)(D) Reports to investors, including those to be filed with Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements.  Specifically, such reports agree with investors’ or the trustee’s records as to the total unpaid principal balance and number of pool assets serviced by the servicer. With respect to this servicing criterion, certain remittance reports sent to the master servicers or trustees, as applicable, did not agree to the total unpaid principal balance and number of mortgage loans serviced by AHMSI.

•
1122(d)(4)(v) The servicer’s records regarding the pool assets agree with the servicer’s records with respect to an obligor’s unpaid principal balance.  With respect to this servicing criterion, certain unpaid principal balances of the investor pools remitted to the master servicers or trustees, as applicable, did not agree to the unpaid principal balances per the obligor records.

o
Management Response (1122(d)(3)(i)(B), 1122(d)(3)(i)(D) and 1122(d)(4)(v)):  AHMSI has restructured the investor reporting department, including placing it within the finance department and hiring a very experienced senior vice president as departmental manager.  Additionally, AHMSI has undertaken significant programming and process improvement initiatives to ensure future compliance with these criteria.  These changes took effect in the first calendar quarter of 2009.

•
1122(d)(4)(ix) Adjustments to interest rates or rates of return for pool assets with variable rates are computed based on the related pool asset documents. With respect to this servicing criterion, certain adjustments to interest rates were not computed in accordance with the related mortgage loan documents.

o
Management Response:  AHMSI has a monthly quality control process to audit a sample of adjustable rate mortgage (“ARM”) loans for loan set-up and maintenance.  Management is currently reviewing options to enhance the audit process and re-audit ARM loan data against the original loan documents as necessary to ensure future compliance.

•
1122(d)(4)(xiv) Delinquencies, charge-offs and uncollectible accounts are recognized and recorded in accordance with the transaction agreements.  With respect to this servicing criterion, certain charge-offs were not recognized and recorded in accordance with the transaction agreements.

o	Management Response: AHMSI has implemented procedure and system changes to ensure charge-offs are recognized and recorded in accordance with transaction agreements.
The following material instances of non-compliance have been identified by AHMSI for the period from May 1, 2008 through December 31, 2008 with respect to the following provisions of Regulation AB Item 1122(d) and AHMSI’s MSP servicing system.

•
1122(d)(2)(vii)(D) Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts.  These reconciliations contain explanations for reconciling items.  These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements. With respect to this servicing criterion, certain reconciling items were not resolved within 90 calendar days of their original identifications or such other number of days specified in the transaction agreements.

o
Management Response:  Management has added additional resources and internal controls for tracking, monitoring and resolving aged items within 90 calendar days of their original identification or such other number of days specified in the transaction agreements.

•
1122(d)(3)(i)(B) Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports provide information calculated in accordance with the terms specified in the transaction agreements.  With respect to this servicing criterion, certain remittance reports sent to the master servicers or trustees, as applicable, did not report the correct amounts.

•
1122(d)(3)(i)(D) Reports to investors, including those to be filed with Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements.  Specifically, such reports agree with investors’ or the trustee’s records as to the total unpaid principal balance and number of pool assets serviced by the servicer. With respect to this servicing criterion, certain remittance reports sent to the master servicers or trustees, as applicable, did not agree to the total unpaid principal balance and number of mortgage loans serviced by AHMSI.

•
1122(d)(4)(v) The servicer’s records regarding the pool assets agree with the servicer’s records with respect to an obligor’s unpaid principal balance.  With respect to this servicing criterion, certain unpaid principal balances of the investor pools remitted to the master servicers or trustees, as applicable, did not agree to the unpaid principal balances per the obligor records.

o
Management Response (1122(d)(3)(i)(B), 1122(d)(3)(i)(D) and 1122(d)(4)(v)):  During the reporting period, certain manual adjustments to remittance reports caused variances in the actual unpaid principal balance reported to the master servicers or trustees, as applicable.  In early 2009, AHMSI implemented a more stringent balancing procedure that is expected to prevent these variances in the actual unpaid principal balance.

Additionally, during the reporting period, certain loss transactions were included in remittance reports to the master servicers or trustees, as applicable, for which the master servicers or trustees, as applicable, indicated sufficient documentation was not received in order to record the loss in the remittance report.  Therefore, revised remittance reports were provided to the master servicers or trustees, as applicable, but such revised reports were provided subsequent to the remittance reporting date required by the transaction agreements.  In the last quarter of 2008, AHMSI implemented a loss liquidation tracking system that management expects will prevent these revisions going forward.

•
1122(d)(4)(x)(A) Regarding any funds held in trust for an obligor (such as escrow accounts), such funds are analyzed, in accordance with the obligor’s pool asset documents, on at least an annual basis, or such other period specified in the transaction agreements.  With respect to this servicing criterion, certain escrow accounts were not analyzed, in accordance with the transaction agreements, on at least an annual basis.

o
Management Response:  A system exception report that was used to identify loans whose escrow funds had not been not analyzed was not properly configured resulting in analyses not being performed for certain loans.  In January 2009, AHMSI corrected the report configuration and completed analyses for loans that were previously not analyzed.  Going forward, management will receive system-generated reports to confirm that all loans are analyzed annually in compliance with the transaction documents.

•
1122(d)(4)(x)(B) Regarding any funds held in trust for an obligor (such as escrow accounts), interest on such funds is paid, or credited, to obligors in accordance with applicable pool asset documents and state laws. With respect to this servicing criterion, interest on certain escrow accounts was not credited to borrowers in accordance with transaction agreements or state laws.

o
Management Response:  In two states, the monthly average method of calculation is required for calculating interest on escrow but AHMSI used the daily average method.  In February 2009, system controls were updated to reflect the correct method of calculation in those two states, and the change has been reviewed and approved by AHMSI’s quality control department.  Additionally, rate calculations and control headers (which contain certain information in the loan servicing system such as rate, credit frequency and calculation method, which drive the calculation) will be reviewed on at least a quarterly basis by loan administration management and the quality control department for accuracy.

•
1122(d)(4)(x)(C) Regarding any funds held in trust for an obligor (such as escrow accounts), such funds are returned to the obligor within 30 calendar days of full repayment of the related pool asset, or such other number of days specified in the transaction agreements. With respect to this servicing criterion, certain amounts in escrow accounts were not returned to borrowers within 30 calendar days of full repayment of the loan.

o
Management Response:  The escrow balances indicated in the MSP servicing system at the time the loans were paid in full were returned to the borrowers within 30 days of full repayment of the loans.  However, in certain cases, additional interest on escrow was subsequently credited to the escrow balance and paid to the borrower more than 30 days after full repayment of the loan.  On October 20, 2008, system control changes were implemented to (i) credit to the escrow balance all accrued interest on escrow funds at the time of posting loan payoff funds, (ii) pay these funds automatically to the borrower with any remaining escrow funds 15 business days after full repayment of the loan, and (iii) generate a report of any loans that have been paid in full which have an escrow balance remaining 20 days post payoff with such report to be reviewed by management.

•
1122(d)(4)(xiv) Delinquencies, charge-offs and uncollectible accounts are recognized and recorded in accordance with the transaction agreements.  With respect to this servicing criterion, certain charge-offs were not recognized and recorded in accordance with the transaction agreements.

o	Management Response: During the first quarter of 2009, AHMSI implemented procedural and system changes to ensure charge-offs are recognized and recorded in accordance with transaction agreements.
Bank of America, National Association (“Bank of America”), as servicer, assessed its compliance with the applicable servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission’s Regulation AB during the year ended December 31, 2008 and identified noncompliance with the servicing criteria as set out in Item 1122(d)(4)(vii).  Bank of America did not initiate certain foreclosures within the timeframes established by the transaction agreement.  Bank of America has increased staff and enhanced its procedures and controls in an effort to ensure timely initiation of foreclosure actions.

Bank of America, as successor by merger to LaSalle Bank National Association, as trustee, assessed its compliance with the applicable servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission’s Regulation AB during the year ended December 31, 2008 and identified noncompliance with the servicing criteria as set out in Item 1122(d)(3)(i)(A) and (B).  Certain reports to investors did not include certain required information in accordance with terms set forth in the transaction agreements and certain reports to investors did not provide information calculated in accordance with the terms specified in the transaction agreements.  The conclusion that the investor reporting errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.  Bank of America has taken appropriate measures to minimize the risk of such errors and does not believe, with respect to the specific pool assets and asset-backed securities related to the investor reporting errors, the errors had any material impact or effect on pool asset performance, servicing of the pool assets or payments.

Countrywide Home Loans, Inc., Countrywide Home Loans Servicing, L.P., Countrywide Tax Services Corporation and Newport Management Corporation (collectively, “Countrywide”) has assessed its compliance with the applicable servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission’s Regulation AB during the year ended December 31, 2008 and has identified two instances of noncompliance with the servicing criteria set forth in Item 1122(d)(4)(vi) and Item 1122(d)(4)(vii).  With respect to Item 1122(d)(4)(vi), Countrywide notes that in some instances changes with respect to the terms or status of an obligor’s loan were made without the clear consent of the trustee.  With respect to Item 1122(d)(4)(vi), Countrywide notes that certain loss mitigation or recovery actions were not initiated, conducted or concluded in accordance with required timeframes under transaction agreements.  Countrywide is implementing more objective review criteria for delinquent loans to ensure appropriate contact, loss mitigation efforts and timely referral for foreclosure, second level reviews by its internal audit group and additional reporting to management to ensure that loss mitigation efforts and referral for foreclosure are performed within objectively defined deadlines.

Item 1123 of Regulation AB. Servicer Compliance Statement
The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not Applicable
    (2) Not Applicable
    (3)
Exhibit Number	Description
4.1
Pooling and Servicing Agreement, dated May 30, 2008, by and among Banc of America Funding Corporation, LaSalle Bank National Association and U.S. Bank National Association, incorporated by reference from Exhibit 4.1 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2008.

4.2
Mortgage Loan Purchase Agreement dated May 30, 2008, by and between Banc of America Funding Corporation and Bank of America, National Association incorporated by reference from Exhibit 4.2 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2008.

10.1	Servicing Agreement, dated May 30, 2008, by and between Banc of America Funding Corporation and Bank of America, National Association, incorporated by reference from Exhibit 10.1 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2008.
10.2
(A)  Servicing Agreement, dated as of July 1, 2006, by and between Bank of America, National Association and Wells Fargo Bank, N.A., incorporated by reference from Exhibit 10.2(A) of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2008.

(B) Amendment No. 1, dated as of June 1, 2007, by and between Bank of America, National Association and Wells Fargo Bank, N.A., incorporated by reference from Exhibit 10.2(B) of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2008.

(C)  Assignment, Assumption and Recognition Agreement, dated May 30, 2008, by and among Bank of America, National Association, Banc of America Funding Corporation, U.S. Bank National Association and Wells Fargo Bank, N.A., incorporated by reference from Exhibit 10.2(C) of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2008.

10.3
(A)  Master Bulk Sale and Servicing Agreement, dated as of June 1, 2007, by and among Bank of America, National Association, American Home Mortgage Corp. and American Home Mortgage Servicing, Inc., a Delaware corporation (as successor to American Home Mortgage Servicing Inc., a Maryland corporation), incorporated by reference from Exhibit 10.3(A) of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2008.

(B)  Assignment, Assumption and Recognition Agreement, dated May 30, 2008, by and among Bank of America, National Association, Banc of America Funding Corporation, U.S. Bank National Association and American Home Mortgage Servicing, Inc. incorporated by reference from Exhibit 10.3(B) of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2008.

31	Sarbanes-Oxley Certification
33(a)
Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Master Servicer

33(b)
Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Securities Administrator

33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as Servicer
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A., as Servicer
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, Countrywide Home Loans Servicing, L.P., as Servicer
33(f)	Report on assessment of compliance with servicing criteria for asset-backed securities, American Home Mortgage Servicing, Inc., as Servicer for the period from January 1, 2008 through June 30, 2008.
33(g)	Report on assessment of compliance with servicing criteria for asset-backed securities, American Home Mortgage Servicing, Inc., as Servicer for the period from May 1, 2008 through December 31, 2008.
33(h)	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as Custodian
34(a)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Master Servicer

34(b)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Securities Administrator

34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as Servicer
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A., as Servicer
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Countrywide Home Loans Servicing, L.P., as Servicer
34(f)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, American Home Mortgage Servicing, Inc., as Servicer for the period  from January 1, 2008 through June 30, 2008.

34(g)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, American Home Mortgage Servicing, Inc., as Servicer for the period  from May 1, 2008 through December 31, 2008.

34(h)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as Custodian
35(a)	Servicer compliance statement, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Master Servicer
35(b)	Servicer compliance statement, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Securities Administrator
35(c)	Servicer compliance statement, Bank of America, National Association, as Servicer
35(d)	Servicer compliance statement, Wells Fargo Bank, N.A., as Servicer
35(e)	Servicer compliance statement, Countrywide Home Loans Servicing, L.P., as Servicer
35(f)	Servicer compliance statement, American Home Mortgage Servicing, Inc., as Servicer
(b) Not applicable.
(c) Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banc of America Funding 2008-1 Trust
Bank of America, National Association, as Master Servicer

Date: March 27, 2009	/s/ Tammy Spriggs
By: Tammy Spriggs
Title: Senior Vice President
Senior Officer in charge of the Servicing Function of the Master Servicer

EXHIBIT INDEX

Exhibit Number	Description
4.1
Pooling and Servicing Agreement, dated May 30, 2008, by and among Banc of America Funding Corporation, LaSalle Bank National Association and U.S. Bank National Association, incorporated by reference from Exhibit 4.1 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2008.

4.2
Mortgage Loan Purchase Agreement dated May 30, 2008, by and between Banc of America Funding Corporation and Bank of America, National Association incorporated by reference from Exhibit 4.2 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2008.

10.1	Servicing Agreement, dated May 30, 2008, by and between Banc of America Funding Corporation and Bank of America, National Association, incorporated by reference from Exhibit 10.1 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2008.
10.2
(A)  Servicing Agreement, dated as of July 1, 2006, by and between Bank of America, National Association and Wells Fargo Bank, N.A., incorporated by reference from Exhibit 10.2(A) of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2008.

(B) Amendment No. 1, dated as of June 1, 2007, by and between Bank of America, National Association and Wells Fargo Bank, N.A., incorporated by reference from Exhibit 10.2(B) of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2008.

(C)  Assignment, Assumption and Recognition Agreement, dated May 30, 2008, by and among Bank of America, National Association, Banc of America Funding Corporation, U.S. Bank National Association and Wells Fargo Bank, N.A., incorporated by reference from Exhibit 10.2(C) of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2008.

10.3
(A)  Master Bulk Sale and Servicing Agreement, dated as of June 1, 2007, by and among Bank of America, National Association, American Home Mortgage Corp. and American Home Mortgage Servicing, Inc., a Delaware corporation (as successor to American Home Mortgage Servicing Inc., a Maryland corporation), incorporated by reference from Exhibit 10.3(A) of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2008.

(B)  Assignment, Assumption and Recognition Agreement, dated May 30, 2008, by and among Bank of America, National Association, Banc of America Funding Corporation, U.S. Bank National Association and American Home Mortgage Servicing, Inc. incorporated by reference from Exhibit 10.3(B) of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2008.

31	Sarbanes-Oxley Certification
33(a)
Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Master Servicer

33(b)
Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Securities Administrator

33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as Servicer
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A., as Servicer
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, Countrywide Home Loans Servicing, L.P., as Servicer
33(f)	Report on assessment of compliance with servicing criteria for asset-backed securities, American Home Mortgage Servicing, Inc., as Servicer for the period from January 1, 2008 through June 30, 2008.
33(g)	Report on assessment of compliance with servicing criteria for asset-backed securities, American Home Mortgage Servicing, Inc., as Servicer for the period from May 1, 2008 through December 31, 2008.
33(h)	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as Custodian
34(a)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Master Servicer

34(b)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Securities Administrator

34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as Servicer
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A., as Servicer
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Countrywide Home Loans Servicing, L.P., as Servicer
34(f)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, American Home Mortgage Servicing, Inc., as Servicer for the period  from January 1, 2008 through June 30, 2008.

34(g)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, American Home Mortgage Servicing, Inc., as Servicer for the period  from May 1, 2008 through December 31, 2008.

34(h)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as Custodian
35(a)	Servicer compliance statement, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Master Servicer
35(b)	Servicer compliance statement, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Securities Administrator
35(c)	Servicer compliance statement, Bank of America, National Association, as Servicer
35(d)	Servicer compliance statement, Wells Fargo Bank, N.A., as Servicer
35(e)	Servicer compliance statement, Countrywide Home Loans Servicing, L.P., as Servicer
35(f)	Servicer compliance statement, American Home Mortgage Servicing, Inc., as Servicer